Form 10-Q
period 2017-03-31
AEP Transmission Company, LLC
filed 2017-05-26
CIK 1702494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2017
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period from ____ to ____

Commission	Registrant; State of Incorporation;	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.

333-217143	AEP TRANSMISSION COMPANY, LLC (A Delaware Corporation)	46-1125168
1 Riverside Plaza, Columbus, Ohio 43215-2373
Telephone (614) 716-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

AEP Transmission Company, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
INDEX OF QUARTERLY REPORT ON FORM 10-Q
March 31, 2017

Page
Number
Glossary of Terms	1

Forward-Looking Information	2

Part I. FINANCIAL INFORMATION

Items 1, 2 and 4 - Financial Statements, Management’s Narrative Discussion and Analysis of Results of Operations and Controls and Procedures:

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	3
Condensed Consolidated Financial Statements	6

Index of Condensed Notes to Condensed Financial Statements	11

Controls and Procedures	24

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits:	25
	Exhibit 12
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)
	Exhibit 101.INS
	Exhibit 101.SCH
	Exhibit 101.CAL
	Exhibit 101.DEF
	Exhibit 101.LAB
	Exhibit 101.PRE

SIGNATURE		26

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEP
American Electric Power Company, Inc., an investor-owned electric public utility holding company which includes American Electric Power Company, Inc. (Parent) and majority owned consolidated subsidiaries and consolidated affiliates.

AEP East Transmission Companies	APTCo, IMTCo, KTCo, OHTCo and WVTCo.
AEP System	American Electric Power System, an electric system, owned and operated by AEP subsidiaries.
AEP Transmission Holdco	AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of AEP.
AEP West Transmission Companies	OKTCo and SWTCo.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a holding company which includes AEPTCo Parent and its consolidated State Transcos. AEPTCo is a subsidiary of AEP Transmission Holdco.
AEPTCo Parent	AEP Transmission Company, LLC, the equity owner of the State Transcos within the AEPTCo consolidation.
APSC	Arkansas Public Service Commission.
APTCo	AEP Appalachian Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
ASU	Accounting Standards Update.
CWIP	Construction Work in Progress.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting Principles Generally Accepted in the United States of America.
IMTCo	AEP Indiana Michigan Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
IRS	Internal Revenue Service.
KTCo	AEP Kentucky Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
LPSC	Louisiana Public Service Commission.
OATT	Open Access Transmission Tariff.
OHTCo	AEP Ohio Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
OKTCo	AEP Oklahoma Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PJM	Pennsylvania - New Jersey - Maryland regional transmission organization.
Registration Statement	AEPTCo’s Registration Statement on Form S-4 (File No. 333-217143), filed on April 4, 2017 and declared effective by the SEC on April 14, 2017.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
SEC	U.S. Securities and Exchange Commission.
SPP	Southwest Power Pool regional transmission organization.
State Transcos	Wholly-owned AEPTCo transmission subsidiaries; APTCo, IMTCo, KTCo, OHTCo, OKTCo, SWTCo and WVTCo.
SWTCo	AEP Southwestern Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
WVTCo	AEP West Virginia Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.

FORWARD-LOOKING INFORMATION

This report made by AEPTCo contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of AEPTCo’s Registration Statement, but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	The economic climate, growth or contraction within and changes in market demand and demographic patterns in the Company’s service territory.
•	Inflationary or deflationary interest rate trends.
•	Volatility in the financial markets, particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs.
•	Weather conditions, including storms and drought conditions.
•	The ability to build transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms.
•	New legislation, litigation and government regulation.
•	A reduction in the federal statutory tax rate could result in an accelerated return of deferred federal income taxes to customers.
•	Regulatory decisions, including rate or other recovery of new investments in transmission service.
•	The ability to constrain operation and maintenance costs.
•	Changes in utility regulation and the allocation of costs within regional transmission organizations, including PJM and SPP.
•	Actions of rating agencies, including changes in the ratings of debt.
•	Accounting pronouncements periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars, the effects of terrorism (including increased security costs), embargoes, cyber security threats and other catastrophic events.

The forward-looking statements of AEPTCo speak only as of the date of this report or as of the date they are made.  AEPTCo expressly disclaims any obligation to update any forward-looking information.  For a more detailed discussion of these factors, see “Risk Factors” in AEPTCo’s Registration Statement and in Part II of this report.

Investors should note that AEPTCo announces material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, AEPTCo may use the Investors section of AEP’s website (www.aep.com) to communicate with investors about AEPTCo. It is possible that the financial and other information posted there could be deemed to be material information. The information on AEP’s website is not part of this report.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Company Overview
AEP Transmission Company, LLC (“AEPTCo” or the “Company”) is a holding company for seven FERC regulated transmission-only electric utilities. AEPTCo is an indirect wholly-owned subsidiary of American Electric Power Company, Inc. (“AEP”).

AEPTCo’s seven wholly-owned public utility companies are (collectively referred to herein as the “State Transcos”):

•	AEP Appalachian Transmission Company, Inc. (“APTCo”)

•	AEP Indiana Michigan Transmission Company, Inc. (“IMTCo”)

•	AEP Kentucky Transmission Company, Inc. (“KTCo”)

•	AEP Ohio Transmission Company, Inc. (“OHTCo”)

•	AEP Oklahoma Transmission Company, Inc. (“OKTCo”)

•	AEP Southwestern Transmission Company, Inc. (“SWTCo”)

•	AEP West Virginia Transmission Company, Inc. (“WVTCo”)

AEPTCo’s business activities are the development, construction and operation of transmission facilities through investments in the State Transcos. The State Transcos have assets in service or under construction across two RTOs and in seven states, with additional states planned or pending approval.  As of March 31, 2017, the State Transcos had $4.2 billion of transmission assets in-service with plans to construct approximately $4.5 billion of additional transmission assets through 2019.  AEPTCo anticipates the need for extensive additional investment in transmission infrastructure within PJM and SPP to maintain the required level of grid reliability, resiliency, security and efficiency and to address an aging transmission infrastructure.  AEPTCo also foresees the need to construct additional transmission facilities based on changes in generating resources, such as wind or solar projects, generation additions or retirements, and additional new customer interconnections. AEPTCo will continue its investment to enhance physical and cyber security of its assets, and is also investing in improving the telecommunication network that supports the operation and control of the grid. AEPTCo’s fundamental obligation to meet state, federal, regulatory and industry standards will continue to drive transmission investment.  The table below summarizes AEPTCo’s investment in transmission assets as of March 31, 2017 and March 31, 2016.

Summary of Transmission Property

	As of March 31,
	2017	2016
	(in thousands)
Plant In Service	$4,162,326	$2,873,665
CWIP	1,184,430	1,102,701
Accumulated Depreciation	117,821	62,944
Total Transmission Property, Net	$5,228,935	$3,913,422

FERC Transmission Complaint

In October 2016, several parties filed a joint complaint with the FERC that states the base return on common equity used by various AEP affiliates, including the State Transcos that operate in PJM, in calculating formula transmission rates under the PJM OATT is excessive and should be reduced from 10.99% to 8.32%, effective upon the date of the complaint. Management believes its financial statements adequately address the impact of the complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

Modifications to AEP East Transmission Companies Rates

In November 2016, certain AEP affiliates, including the AEP East Transmission Companies, filed an application with the FERC to modify the PJM OATT formula transmission rate calculation, including an adjustment to recover a tax-related regulatory asset and a shift from historical to estimated expenses. In March 2017, the FERC accepted the modifications effective January 1, 2017, subject to refund, and set this matter for hearing and settlement procedures. Effective January 1, 2017, the AEP East Transmission Companies’ implemented the modified PJM OATT formula rate calculation which established the 2017 calendar year formula rates based on projected 2017 calendar year financial activity and projected plant balances. As accepted by the FERC, the AEP East Transmission Companies established 2017 calendar year rates based on a projected annual transmission revenue requirement of $583 million and recovery of the remaining $33 million of 2015 under-recovered revenues included in the May 2016 transmission rate filing. In May 2017, AEPSC, on behalf of the AEP East Transmission Companies, filed its calendar year 2016 annual transmission revenue true up, consisting of a $65 million under-recovery of revenues excluding carrying charges, with the FERC and PJM. The 2016 over-recovery of revenues, including carrying charges, will be incorporated in the 2018 projected transmission revenue requirement. If the FERC determines that any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

RESULTS OF OPERATIONS

First Quarter of 2017 Compared to First Quarter of 2016

Reconciliation of First Quarter of 2016 to First Quarter of 2017
Net Income
(in thousands)

First Quarter of 2016	$25,843

Changes in Transmission Revenues:
Transmission Revenues	73,024
Total Change in Transmission Revenues	73,024

Changes in Expenses and Other:
Other Operation and Maintenance	(3,514)
Depreciation and Amortization	(8,185)
Taxes Other Than Income Taxes	(5,794)
Interest Income - Affiliated	153
Allowance for Equity Funds Used During Construction	(1,419)
Interest Expense	(5,138)
Total Change in Expenses and Other	(23,897)

Income Tax Expense	(18,014)

First Quarter of 2017	$56,956

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and non-affiliates, were as follows:

•	Transmission Revenues increased $73 million primarily due to the following:

•	A $71 million increase due to the updated formula rate filing driven by continued investment in transmission assets and the related increases in recoverable operating expenses.

•	A $2 million increase in rent revenue related to various AEPTCo facilities.

Expenses and Other and Income Tax Expense changed between years as follows:

•	Other Operation and Maintenance expenses increased $4 million primarily due to increased transmission investment.

•	Depreciation and Amortization expenses increased $8 million primarily due to a higher depreciable base.

•	Taxes Other Than Income Taxes increased $6 million primarily due to increased property taxes as a result of additional transmission investment.

•	Interest Expense increased $5 million primarily due to higher outstanding long-term debt balances.

•	Income Tax Expense increased $18 million primarily due to an increase in pretax book income.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2017 and 2016
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUES
Transmission Revenues	$19,194	$21,974
Sales to AEP Affiliates	133,390	57,660
Other Revenues	75	1
TOTAL REVENUES	152,659	79,635

EXPENSES
Other Operation	9,126	7,208
Maintenance	3,055	1,459
Depreciation and Amortization	23,319	15,134
Taxes Other Than Income Taxes	26,793	20,999
TOTAL EXPENSES	62,293	44,800

OPERATING INCOME	90,366	34,835

Other Income (Expense):
Interest Income − Affiliated	218	65
Allowance for Equity Funds Used During Construction	10,852	12,271
Interest Expense	(15,950)	(10,812)

INCOME BEFORE INCOME TAX EXPENSE	85,486	36,359

Income Tax Expense	28,530	10,516

NET INCOME	$56,956	$25,843

See Condensed Notes to Condensed Financial Statements beginning on page 11.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Three Months Ended March 31, 2017 and 2016
(in thousands)
(Unaudited)

	Paid-in Capital	Retained Earnings	Total Member’s Equity
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2015	$1,243,000	$309,884	$1,552,884

Capital Contributions from Member	26,750		26,750
Net Income		25,843	25,843
TOTAL MEMBER'S EQUITY – MARCH 31, 2016	$1,269,750	$335,727	$1,605,477

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2016	$1,455,009	$502,573	$1,957,582

Capital Contributions from Member	125,500		125,500
Net Income		56,956	56,956
TOTAL MEMBER'S EQUITY – MARCH 31, 2017	$1,580,509	$559,529	$2,140,038

See Condensed Notes to Condensed Financial Statements beginning on page 11.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2017 and December 31, 2016
(in thousands)
(Unaudited)

	March 31,	December 31,
	2017	2016
CURRENT ASSETS
Advances to Affiliates	$10,256	$67,108
Accounts Receivable:
Customers	25,560	11,306
Affiliated Companies	91,178	66,632
Miscellaneous	190	—
Total Accounts Receivable	116,928	77,938
Materials and Supplies	8,797	5,001
Accrued Tax Benefits	70,928	26,002
Prepayments and Other Current Assets	2,509	2,717
TOTAL CURRENT ASSETS	209,418	178,766

TRANSMISSION PROPERTY
Transmission Property	4,060,434	3,973,516
Other Property, Plant and Equipment	101,892	99,337
Construction Work in Progress	1,184,430	981,332
Total Transmission Property	5,346,756	5,054,185
Accumulated Depreciation and Amortization	117,821	99,566
TOTAL TRANSMISSION PROPERTY – NET	5,228,935	4,954,619

OTHER NONCURRENT ASSETS
Regulatory Assets	115,885	112,311
Deferred Property Taxes	85,401	102,157
Deferred Charges and Other Noncurrent Assets	1,550	1,942
TOTAL OTHER NONCURRENT ASSETS	202,836	216,410

TOTAL ASSETS	$5,641,189	$5,349,795

See Condensed Notes to Condensed Financial Statements beginning on page 11.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
March 31, 2017 and December 31, 2016
(in thousands)
(Unaudited)

	March 31,	December 31,
	2017	2016
CURRENT LIABILITIES
Advances from Affiliates	$154,958	$4,077
Accounts Payable:
General	185,633	289,740
Affiliated Companies	34,579	43,098
Accrued Taxes	157,611	191,777
Accrued Interest	28,174	10,541
Other Current Liabilities	6,180	10,890
TOTAL CURRENT LIABILITIES	567,135	550,123

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,931,364	1,931,984
Deferred Income Taxes	941,517	862,051
Regulatory Liabilities	48,981	44,049
Deferred Credits and Other Noncurrent Liabilities	12,154	4,006
TOTAL NONCURRENT LIABILITIES	2,934,016	2,842,090

TOTAL LIABILITIES	3,501,151	3,392,213

Rate Matters (Note 3)
Commitments and Contingencies (Note 4)

MEMBER’S EQUITY
Paid-in Capital	1,580,509	1,455,009
Retained Earnings	559,529	502,573
TOTAL MEMBER’S EQUITY	2,140,038	1,957,582

TOTAL LIABILITIES AND MEMBER’S EQUITY	$5,641,189	$5,349,795

See Condensed Notes to Condensed Financial Statements beginning on page 11.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net Income	$56,956	$25,843
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	23,319	15,134
Deferred Income Taxes	74,060	52,946
Allowance for Equity Funds Used During Construction	(10,852)	(12,271)
Property Taxes	16,756	16,431
Change in Other Noncurrent Assets	2,190	2,120
Change in Other Noncurrent Liabilities	8,273	201
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(38,990)	10,865
Materials and Supplies	(3,796)	—
Accounts Payable	(8,170)	(4,968)
Accrued Taxes, Net	(79,092)	48,300
Accrued Interest	17,633	11,595
Other Current Assets	209	428
Other Current Liabilities	(17)	75
Net Cash Flows from Operating Activities	58,479	166,699

INVESTING ACTIVITIES
Construction Expenditures	(390,414)	(280,913)
Change in Advances to Affiliates, Net	56,852	59,603
Acquisitions of Assets	(598)	(1,990)
Other Investing Activities	45	1,835
Net Cash Flows Used for Investing Activities	(334,115)	(221,465)

FINANCING ACTIVITIES
Capital Contributions from Member	125,500	26,750
Change in Advances from Affiliates, Net	150,881	28,016
Other Financing Activities	(745)	—
Net Cash Flows from Financing Activities	275,636	54,766

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Net Cash Paid (Received) for Income Taxes	$(610)	$(118,579)
Construction Expenditures Included in Current Liabilities as of March 31,	189,237	141,731

See Condensed Notes to Condensed Financial Statements beginning on page 11.

1. SIGNIFICANT ACCOUNTING MATTERS

General

The unaudited condensed financial statements and footnotes were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements.

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair presentation of the net income, financial position and cash flows for the interim periods. Net income for the three months ended March 31, 2017 is not necessarily indicative of results that may be expected for the year ending December 31, 2017. The condensed financial statements are unaudited and should be read in conjunction with the audited 2016 financial statements and notes thereto, filed in AEPTCo’s Registration Statement.

2. NEW ACCOUNTING PRONOUNCEMENTS

Upon issuance of final pronouncements, management reviews the new accounting literature to determine its relevance, if any, to AEPTCo’s business. The following final pronouncements will impact the financial statements.

ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09)

In May 2014, the FASB issued ASU 2014-09 clarifying the method used to determine the timing and requirements for revenue recognition on the statements of income. Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts.

The FASB deferred implementation of ASU 2014-09 under the terms in ASU 2015-14, “Revenue from Contracts with Customers (Topic: 606): Deferral of the Effective Date.” The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted.

Management continues to analyze the impact of the new revenue standard and related ASUs. During 2016 and continuing through the first quarter of 2017, revenue contract assessments were completed. Material revenue streams were identified within the AEP System and representative contract/transaction types were sampled. Performance obligations identified within each material revenue stream were evaluated to determine whether the obligations were satisfied at a point in time or over time. Contracts determined to be satisfied over time generally qualified for the invoicing practical expedient since the invoiced amounts reasonably represented the value to customers of performance obligations fulfilled to date. Based upon the completed assessments, management does not expect a material impact to the timing of revenue recognized or net income and plans to elect the modified retrospective transition approach upon adoption. Management also continues to monitor unresolved industry implementation issues, including items related to collectability, and will analyze the related impacts to revenue recognition. Management plans to adopt ASU 2014-09 effective January 1, 2018.

ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01)

In January 2016, the FASB issued ASU 2016-01 enhancing the reporting model for financial instruments. Under the new standard, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income. The new standard also amends disclosure requirements and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The amendments also clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The amendments will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is analyzing the impact of this new standard and, at this time, cannot estimate the impact of adoption on net income. Management plans to adopt ASU 2016-01 effective January 1, 2018.

ASU 2016-02 “Accounting for Leases” (ASU 2016-02)

In February 2016, the FASB issued ASU 2016-02 increasing the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new standard, an entity must recognize an asset and liability for operating leases on the balance sheets. Additionally, a capital lease will be known as a finance lease going forward. Leases with lease terms of 12 months or longer will be subject to the new requirements. Fundamentally, the criteria used to determine lease classification will remain the same, but will be more subjective under the new standard.

The new accounting guidance is effective for annual periods beginning after December 15, 2018 with early adoption permitted. The guidance will be applied by means of a modified retrospective approach. The modified retrospective approach will require lessees and lessors to recognize and measure leases at the beginning of the earliest period presented.

Management continues to analyze the impact of the new lease standard. During 2016 and continuing through the first quarter of 2017, lease contract assessments were completed. The AEP System lease population was identified and representative lease contracts were sampled. Based upon the completed assessments, management prepared a system gap analysis to outline new disclosure compliance requirements compared to current system capabilities. Lease system options are currently being evaluated. Management plans to elect certain of the following practical expedients upon adoption:

Practical Expedient	Description
Overall Expedients (for leases commenced prior to adoption date and must be adopted as a package)
Do not need to reassess whether any expired or existing contracts are/or contain leases, do not need to reassess the lease classification for any expired or existing leases and do not need to reassess initial direct costs for any existing leases.

Lease and Non-lease Components (elect by class of underlying asset)	Elect as an accounting policy to not separate non-lease components from lease components and instead account for each lease and associated non-lease component as a single lease component.
Short-term Lease (elect by class of underlying asset)	Elect as an accounting policy to not apply the recognition requirements to short-term leases.
Lease term	Elect to use hindsight to determine the lease term.

Management expects the new standard to impact financial position, but not results of operations or cash flows. Management also continues to monitor unresolved industry implementation issues, including items related to pole attachments, easements and right-of-ways, and will analyze the related impacts to lease accounting. Management plans to adopt ASU 2016-02 effective January 1, 2019.

3. RATE MATTERS

As discussed in AEPTCo’s 2016 Annual Report included within AEPTCo’s Registration Statement, the State Transcos are involved in rate and regulatory proceedings at the FERC and their state commissions. The Rate Matters and Effects of Regulation notes within AEPTCo’s Registration Statement should be read in conjunction with this report to gain a complete understanding of material rate matters still pending that could impact net income, cash flows and possibly financial condition. The following discusses ratemaking developments in 2017 and updates AEPTCo’s 2016 Annual Report included within AEPTCo’s Registration Statement.

Louisiana Rate Matters

In 2011, SWTCo filed with the LPSC to seek commission approval, to the extent necessary, of SWTCo’s status as a transmission-only public utility in the state of Louisiana. In 2014, SWTCo filed additional supplemental testimony with the LPSC. A decision from the LPSC is pending. Management is unable to predict the outcome of this filing.

FERC Rate Matters

FERC Transmission Complaint

In October 2016, several parties filed a joint complaint with the FERC that states the base return on common equity used by various AEP affiliates, including the State Transcos that operate in PJM, in calculating formula transmission rates under the PJM OATT is excessive and should be reduced from 10.99% to 8.32%, effective upon the date of the complaint. Management believes its financial statements adequately address the impact of the complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

Modifications to AEP East Transmission Companies Rates

In November 2016, certain AEP affiliates, including the AEP East Transmission Companies, filed an application with the FERC to modify the PJM OATT formula transmission rate calculation, including an adjustment to recover a tax-related regulatory asset and a shift from historical to estimated expenses. In March 2017, the FERC accepted the modifications effective January 1, 2017, subject to refund, and set this matter for hearing and settlement procedures. Effective January 1, 2017, the AEP East Transmission Companies implemented the modified PJM OATT formula rate calculation which established the 2017 calendar year formula rates based on projected 2017 calendar year financial activity and projected plant balances. See “2016 and 2017 Transmission Rate Filings for AEP East Transmission Companies” discussed below. If the FERC determines that any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2016 and 2017 Transmission Rate Filings for AEP East Transmission Companies

The AEP East Transmission Companies implemented a modified PJM OATT formula rate calculation which established the 2017 calendar year formula rates based on projected 2017 calendar year financial activity and projected plant balances. As accepted by the FERC, the AEP East Transmission Companies established 2017 calendar year rates based on a projected annual transmission revenue requirement of $583 million and recovery of the remaining $33 million of 2015 under-recovered revenues included in its 2016 transmission rate filing. The new rates were effective January 2017, subject to refund and true up. In May 2017, AEPSC, on behalf of the AEP East Transmission Companies, filed its calendar year 2016 annual transmission revenue true up, consisting of a $65 million under-recovery of revenues excluding carrying charges, with the FERC and PJM. The 2016 over-recovery of revenues, including carrying charges, will be incorporated in the 2018 projected transmission revenue requirement. If the FERC determines that any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2017 Transmission Rate Filings for AEP West Transmission Companies

In May 2017, AEPSC, on behalf of the AEP West Transmission Companies, filed annual transmission revenue requirements with the FERC and SPP for the period July 2017 through June 2018. This filing established the following projected revenue requirements and prior year (over)/under recovery of revenues, including carrying charges:

	Projected	Prior Year
	Revenue	(Over)/Under-Recovery
Company	Requirements	of Revenues
	(in thousands)
OKTCo	$96,376	$9,332
SWTCo	125	(4)
Total – SPP Activity	$96,501	$9,328

SPP will implement these rates in July 2017, subject to refund and true-up.

2016 Transmission Rate Filings for AEP West Transmission Companies

In May 2016, AEPSC, on behalf of the AEP West Transmission Companies, filed annual transmission revenue requirements with the FERC and SPP for the period July 2016 through June 2017. This filing established the following projected revenue requirements and prior year (over)/under recovery of revenues, including carrying charges:

	Projected	Prior Year
	Revenue	(Over)/Under-Recovery
Company	Requirements	of Revenues
	(in thousands)
OKTCo	$63,676	$5,969
SWTCo	131	(53)
Total – SPP Activity	$63,807	$5,916

SPP implemented these rates in July 2016, subject to refund and true-up.

4. COMMITMENTS, GUARANTEES AND CONTINGENCIES

AEPTCo is subject to certain claims and legal actions arising in its ordinary course of business. In addition, the business activities of AEPTCo are subject to extensive governmental regulation related to public health and the environment. The ultimate outcome of such pending or potential litigation cannot be predicted. Management accrues contingent liabilities only when management concludes that it is both probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. When management determines that it is not probable, but rather reasonably possible that a liability has been incurred at the date of the financial statements, management discloses such contingencies and the possible loss or range of loss if such estimate can be made. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the maximum possible loss exposure. Circumstances change over time and actual results may vary significantly from estimates.

Management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial statements. The Commitments, Guarantees and Contingencies note included within AEPTCo’s Registration Statement should be read in conjunction with this report.

GUARANTEES

Liabilities for guarantees are recorded in accordance with the accounting guidance for “Guarantees.” There is no collateral held in relation to any guarantees. In the event any guarantee is drawn, there is no recourse to third parties unless specified below.

Indemnifications and Other Guarantees

AEPTCo enters into certain types of contracts which require indemnifications. Typically these contracts include, but are not limited to, lease agreements, purchase agreements and financing agreements. Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters. As of March 31, 2017, there were no material liabilities recorded for any indemnifications.

5. BUSINESS SEGMENTS

AEPTCo Parent is the holding company of seven FERC-regulated transmission-only electric utilities (State Transcos). The seven State Transcos have been identified as operating segments of AEPTCo under the accounting guidance for “Segment Reporting”. The State Transcos business consists of developing, constructing and operating transmission facilities at the request of the regional transmission organizations in which they operate and in replacing and upgrading facilities, assets and components of the existing AEP transmission system as needed to maintain reliability standards and providing service to AEP’s wholesale and retail customers. The State Transcos are regulated for rate-making purposes exclusively by FERC and earn revenues through tariff rates charged for the use of their electric transmission systems.

AEPTCo’s Chief Operating Decision Maker (CODM) makes operating decisions, allocates resources to and assesses performance based on these operating segments. The seven State Transco operating segments all have similar economic characteristics and meet all of the criteria under the accounting guidance for “Segment Reporting” to be aggregated into one operating segment. As a result, AEPTCo has one reportable segment. The remainder of AEPTCo’s activity is presented in AEPTCo Parent. While not considered a reportable segment, AEPTCo Parent represents the activity of the holding company which primarily relates to debt financing activity and general corporate activities.

The tables below present AEPTCo’s reportable segment income statement information for the three months ended March 31, 2017 and 2016 and reportable segment balance sheet information as of March 31, 2017 and December 31, 2016. These amounts include certain estimates and allocations where necessary.

	State Transcos	AEPTCo Parent	Reconciling Adjustments		AEPTCo Consolidated
	(in thousands)
Three Months Ended March 31, 2017
Revenues from:
External Customers	$19,194	$—	$—		$19,194
Sales to AEP Affiliates	133,390	—	—		133,390
Other	75	—	—		75
Total Revenues	$152,659	$—	$—		$152,659

Interest Income - Affiliated	$146	$19,070	$(18,998)	(a)	$218
Interest Expense	15,795	19,153	(18,998)	(a)	15,950
Income Tax Expense	28,452	78	—		28,530
Equity Earnings in State Transcos	—	56,812	(56,812)	(b)	—

Net Income (Loss)	$56,812	$56,956	$(56,812)	(b)	$56,956

	State Transcos	AEPTCo Parent	Reconciling Adjustments		AEPTCo Consolidated
	(in thousands)
Three Months Ended March 31, 2016
Revenues from:
External Customers	$21,974	$—	$—		$21,974
Sales to AEP Affiliates	57,660	—	—		57,660
Other	1	—	—		1
Total Revenues	$79,635	$—	$—		$79,635

Interest Income - Affiliated	$28	$13,886	$(13,849)	(a)	$65
Interest Expense	10,810	13,851	(13,849)	(a)	10,812
Income Tax Expense	10,516	—	—		10,516
Equity Earnings in State Transcos	—	25,844	(25,844)	(b)	—

Net Income (Loss)	$25,844	$25,843	$(25,844)	(b)	$25,843

	State Transcos	AEPTCo Parent	Reconciling Adjustments		AEPTCo Consolidated
	(in thousands)
As of March 31, 2017
Total Transmission Property	$5,346,756	$—	$—		$5,346,756
Accumulated Depreciation and Amortization	117,821	—	—		117,821
Total Transmission Property – Net	$5,228,935	$—	$—		$5,228,935

Notes Receivable - Affiliated	$—	$1,950,000	$(1,950,000)	(c)	$—

Total Assets	$5,631,235	$4,132,527	$(4,122,573)	(d)	$5,641,189

Total Long-term Debt	$1,931,445	$1,949,919	$(1,950,000)	(c)	$1,931,364

	State Transcos	AEPTCo Parent	Reconciling Adjustments		AEPTCo Consolidated
	(in thousands)
As of December 31, 2016
Total Transmission Property	$5,054,185	$—	$—		$5,054,185
Accumulated Depreciation and Amortization	99,566	—	—		99,566
Total Transmission Property – Net	$4,954,619	$—	$—		$4,954,619

Notes Receivable - Affiliated	$—	$1,950,000	$(1,950,000)	(c)	$—

Total Assets	$5,337,501	$3,947,814	$(3,935,520)	(d)	$5,349,795

Total Long-term Debt	$1,931,984	$1,950,000	$(1,950,000)	(c)	$1,931,984

(a)	Elimination of intercompany interest income/interest expense on affiliated debt arrangement.

(b)	Elimination of AEPTCo Parent’s equity earnings in the State Transcos.

(c)	Elimination of intercompany debt.

(d)	Primarily relates to the elimination of AEPTCo Parent’s investment in the State Transcos and Notes Receivable from the State Transcos.

6. FAIR VALUE MEASUREMENTS

Fair Value Measurements of Long-term Debt

The fair values of Long-term Debt are based on quoted market prices, without credit enhancements, for the same or similar issues and the current interest rates offered for instruments with similar maturities classified as Level 2 measurement inputs. These instruments are not marked-to-market. The estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

The book values and fair values of Long-term Debt as of March 31, 2017 and December 31, 2016 are summarized in the following table:

	March 31, 2017		December 31, 2016
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
Long-term Debt	$1,931,364	$2,072,100	$1,931,984	$1,984,318

7. INCOME TAXES

AEP System Tax Allocation Agreement

AEPTCo and its subsidiaries join in the filing of a consolidated federal income tax return with its affiliates in the AEP System. The allocation of the AEP System’s current consolidated federal income tax to the AEP System companies allocates the benefit of current tax losses to the AEP System companies giving rise to such losses in determining their current tax expense. The consolidated net operating loss of the AEP System is allocated to each company in the consolidated group with taxable losses. The tax benefit of the Parent is allocated to its subsidiaries with taxable income. With the exception of the allocation of the consolidated AEP System net operating loss and the loss of the Parent, the method of allocation reflects a separate return result for each company in the consolidated group.

Federal and State Income Tax Audit Status

AEPTCo and other AEP subsidiaries are no longer subject to U.S. federal examination for years before 2011. The IRS examination of years 2011, 2012 and 2013 started in April 2014. AEP and subsidiaries received a Revenue Agents Report in April 2016, completing the 2011 through 2013 audit cycle indicating an agreed upon audit. The 2011 through 2013 audit was submitted to the Congressional Joint Committee on Taxation for approval. The Joint Committee referred the audit back to the IRS exam team for further consideration. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for federal income taxes have been made for potential liabilities resulting from such matters. In addition, AEPTCo accrues interest on these uncertain tax positions. Management is not aware of any issues for open tax years that upon final resolution are expected to materially impact net income.

AEPTCo and other AEP subsidiaries file income tax returns in various state and local jurisdictions. These taxing authorities routinely examine the tax returns. AEPTCo and other AEP subsidiaries are currently under examination in several state and local jurisdictions. However, it is possible that previously filed tax returns have positions that may be challenged by these tax authorities. Management believes that adequate provisions for income taxes have been made for potential liabilities resulting from such challenges and that the ultimate resolution of these audits will not materially impact net income.

8. FINANCING ACTIVITIES

Long-term Debt

There was no long-term debt issued or retired during the first three months of 2017.

Corporate Borrowing Program

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries. The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries. The AEP System Utility Money Pool operates in accordance with the terms and conditions of the AEP System Utility Money Pool agreement filed with the FERC. AEP has a direct financing relationship with AEPTCo Parent and SWTCo to meet their short-term borrowing needs. APTCo, IMTCo, KTCo, OHTCo, OKTCo and WVTCo have been approved to participate in the Utility Money Pool to finance their short-term borrowing needs. SWTCo is awaiting regulatory approval from the LPSC to begin participating in AEP’s Utility Money Pool.

The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of March 31, 2017 and December 31, 2016 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the balance sheet. AEPTCo’s money pool activity for the three months ended March 31, 2017 is described in the following table:

Maximum	Maximum	Average	Average
Borrowings	Loans	Borrowings	Loans	Borrowings	Authorized
from the	to the	from the	to the	from the Utility	Short-term
Utility	Utility	Utility	Utility	Money Pool as of	Borrowing
Money Pool	Money Pool	Money Pool	Money Pool	March 31, 2017	Limit
(in thousands)
$228,090	$52,871	$112,173	$12,319	$153,879	$795,000	(a)

(a)	Amount represents the combined authorized short-term borrowing limit the State Transcos have through their agreements with the FERC or state regulatory commissions.

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
Three Months	from the	from the	to the	to the	from the	to the
Ended	Utility	Utility	Utility	Utility	Utility	Utility
March 31,	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
2017	1.27%	0.92%	1.03%	0.92%	1.08%	0.99%
2016	0.83%	0.69%	0.82%	0.69%	0.74%	0.73%

The amounts of outstanding loans to (borrowings from) AEP as of March 31, 2017 and December 31, 2016 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the balance sheet. AEPTCo Parent’s and SWTCo’s direct borrowing and lending activity with AEP for the three months ended March 31, 2017 is described in the following table:

Borrowings
Maximum	Maximum	Average	Average	from	Loans to
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of
from AEP	to AEP	from AEP	to AEP	March 31, 2017	March 31, 2017
(in thousands)
$1,089	$54,681	$1,081	$27,655	$1,079	$10,256

Maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table for AEPTCo Parent and SWTCo:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Three Months	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
Ended	from	from	to	to	from	to
March 31,	AEP	AEP	AEP	AEP	AEP	AEP
2017	1.27%	0.92%	1.27%	0.92%	1.03%	1.04%
2016	0.83%	0.69%	0.83%	0.69%	0.73%	0.73%

Debt Covenants

AEPTCo’s note purchase agreements contain certain covenants and requires it to maintain percentage of debt to total capitalization at a level that does not exceed 67.5%. The method for calculating outstanding debt and capitalization is contractually defined in the note purchase agreements. In addition, subject to certain conditions, AEPTCo has covenanted that it will not incur debt secured by a lien unless its other indebtedness is similarly secured.

Covenants in AEPTCo’s note purchase agreements and indenture also limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets which was $486 million as of March 31, 2017. The following table provides detail used in the calculation of AEPTCo’s priority debt covenants as of March 31, 2017:

Advances from	Advances to	Secured	Priority
Affiliates	Affiliates	Debt	Debt
(in thousands)
$154,958	$10,256	$—	$154,958

Nonperformance under these covenants could result in an event of default under these note purchase agreements.

Dividend Restrictions

Federal Power Act

In accordance with the Federal Power Act, the State Transcos are prohibited from paying dividends to AEPTCo Parent out of capital accounts, other than retained earnings, without regulatory approval. As a result, the State Transcos may be limited in their ability to transfer funds to AEPTCo Parent in the form of dividends.

Leverage Restrictions

Pursuant to the leverage restrictions in AEPTCo’s note purchase agreements, AEPTCo must maintain a percentage of debt to total capitalization at a level that does not exceed 67.5%.  These leverage restrictions can limit the ability of AEPTCo to pay dividends out of retained earnings to AEP Parent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization of the company distributing the dividend.  The method for calculating outstanding debt and capitalization is contractually defined in the note purchase agreements.  As of March 31, 2017, the leverage restriction did not limit the ability of AEPTCo to pay dividends out of retained earnings to AEP Parent.

Capital Contributions

In April 2017, AEP Transmission Holdco made a capital contribution of $10.2 million to AEPTCo Parent. Consequently, AEPTCo Parent made capital contributions of $7.5 million and $2.7 million to OHTCo and WVTCo, respectively.

CONTROLS AND PROCEDURES

During the first quarter of 2017, management, including the principal executive officer and principal financial officer of AEPTCo (the Company), evaluated the Company’s disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2017, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

For a discussion of material legal proceedings, see “FERC Rate Matters” and “Commitments, Guarantees and Contingencies” of Note 3 and Note 4, respectively, incorporated herein by reference.

Item 1A.  Risk Factors

AEPTCo’s Registration Statement includes a detailed discussion of risk factors.  As of March 31, 2017, there have been no material changes to the risk factors previously disclosed in AEPTCo’s Registration Statement.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

12 – Computation of Consolidated Ratio of Earnings to Fixed Charges

31(a) – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b) – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a) – Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32(b) – Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS – XBRL Instance Document
101.SCH – XBRL Taxonomy Extension Schema
101.CAL – XBRL Taxonomy Extension Calculation Linkbase
101.DEF – XBRL Taxonomy Extension Definition Linkbase
101.LAB – XBRL Taxonomy Extension Label Linkbase
101.PRE – XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEP TRANSMISSION COMPANY, LLC

By: /s/ Joseph M. Buonaiuto
Joseph M. Buonaiuto
Controller and Chief Accounting Officer

Date:  May 25, 2017